Form 10KSB
period 1999-12-31
PACIFIC INDUSTRIAL CORP
filed 2000-03-31
CIK 1081238

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

[X] Form 10-K [ ] Form 20F [ ] Form 11-K [ ] Form 10-Q [ ] Form N-SAR

For the Period Ended: December 31, 1999.

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended ________________

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

Full Name of Registrant:

Pacific Industrial Corporation

Address of Principal Executive Office:

1800 E. Sahara, Suite 107, Las Vegas, Nevada 89104

PART II - RULES 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the Registrant seeks relief pursuant to Rule 12b-25(b) [Section 23,047], the following should be completed.

(Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without reasonable effort or expense;

[X] (b)(i) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or

[ ] (ii) The subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date.

[X] (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

The Company's independent auditors are in the process of completing their audit of its financial statements for the calendar year ended December 31, 1999, and management believes that this audit will be completed after March 31, 1999, but before April 15, 1999.

PART IV - OTHER INFORMATION

(1) Name and address of person to contact in regard to this notification:

Thomas Hobbs, President

Pacific Industrial Corporation

1800 E. Sahara, Suite 107

Las Vegas, Nevada 89104

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

[X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[ ] Yes [X] No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

The Regency Group Limited, Inc. has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2000

By/s/ Thomas Hobbs

Thomas Hobbs, President