Form 10KSB/A
period 1999-12-31
PACIFIC INDUSTRIAL CORP
filed 2000-04-17
CIK 1081238

United States
Securities and Exchange Commission
Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 0-27061

Pacific Industrial Corporation

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0412331
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
1800 East Sahara, Suite 107
Las Vegas, Nevada	89104
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (702) 940-0425

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 5,748,167 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Currently, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant cannot be calculated. The Company's Common Stock is not listed on the OTC-BB® or any national securities exchange as of April 14, 2000.

The number of shares of Common Stock outstanding as of December 31, 1999 was 5,748,167.

------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

---------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

PART I

ITEM 1 -- BUSINESS.

Overview

Pacific Industrial Corporation ("PIC" or the "Company"), was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada on November 20, 1998. The articles of the Company authorized the issuance of twenty million (20,000,000) shares of Common Stock at a par value of $0.001 per share. The Company has filed a Form 10-SB voluntarily with the intention of establishing the fully reporting status with the SEC.

PPacific Industrial Corporation is a development stage company with a principal business objective to establish a regional, integrated solid waste services and landfill management company in Singapore and Indonesia.

Over the next twelve (12) months, the Company intends to concentrate its efforts on: (i) establishing a base of solid waste disposal and landfill operations; (ii) administering new, modern weight and control systems at proposed landfill and solid waste disposal sites; and (iii) building recycling centers.

On January 12, 1999, the Company entered into an asset purchase agreement ("Agreement") with Pacific Challenge Pte., Ltd. ("Seller"), a Singapore corporation. Based on the terms of the agreement, the Company received assets in exchange for a note payable issued to the Seller in the amount of $50,000.

As of April 14, 2000, the Company has not taken possession of the assets listed in the agreement and it has not made any principal or interest payments on the $450,000 note payable. Because of this, the Company has state that the agreement with the Seller has been terminated.

Industry Background

Indonesian Regional Economic Overview

From the late 1980s the economies of Asian countries have led the world in economic growth. In particular, Indonesia has seen the development of export oriented industries that have produced double-digit growth rates. Despite recent economic problems and currency devaluations, Indonesia's export oriented economic growth rates are forecast to be robust well into the 21st century.

Industry Overview

The solid waste services industry has undergone significant consolidation and integration since 1990. The Company believes that this consolidation and integration have been caused primarily by: (i) stringent environmental regulation and enforcement, resulting in increased capital requirements for collection companies and landfill operators; (ii) the evolution of an industry competitive model that emphasizes integrating collection and disposal capabilities; (iii) the ability of larger integrated operators to achieve certain economies of scale; and (iv) the existence of a regulatory framework that allows the acquisition of exclusive, long-term waste collection rights through franchise agreements and municipal contracts.

Integrating Collection and Disposal Operations

The evolution of the industry competitive model is forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations, through which they secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills and otherwise capturing significant waste stream volumes, to gain leverage in negotiating lower landfill fees and securing long-term, most-favored-pricing contracts with high capacity landfills.

Economies of Scale

Larger integrated operators achieve economies of scale through vertical integration of their operations. These integrated companies have increased their acquisition activity to expand the breadth of services and density in their market areas. Control of the waste stream in these market areas, combined with access to significant financial resources to make acquisitions, has allowed larger solid waste collection and disposal companies to be more cost-effective and competitive.

Principal Products and Services and Principal Markets

The Company is a developmental stage company, which seeks to establish a base of operations in the waste management industry. Upon commencing initial operations, the Company intends to offer collection, disposal and recycling services in Indonesia and Singapore. The Company seeks to provide solid waste collection services to commercial and industrial clients, as well as to residential premises. The Company also intends to establish solid waste sanitary landfill facilities. In addition, the Company expects to offer recycling services, which would involve the removal of reusable materials from the waste stream for processing and sale or other disposition for use in various applications. The prices to be received by the Company for recyclable materials may fluctuate substantially from quarter to quarter depending on worldwide demand for such materials, the quality of such materials, prices for new materials and other factors. There can be no assurance that the Company will establish a base of operations, or if successful in implementing its initial plan of operations, that the Company will be able to provide all, or any, of the services set forth.

Distribution Methods of the Products or Services

The Company's objective is to build an integrated solid waste services company that will service Indonesia, Singapore and other Asian countries. The Company's strategy to achieve this objective is to (i) establish a base of operations with which to commence initial operations, (ii) generate internal growth and (iii) secure franchises and provincial contracts throughout Indonesia. The Company intends to implement its strategy as follows:

Franchise Agreements and Additional Provincial Contracts

The Company intends to devote resources, if available, to secure franchise agreements and provincial contracts through competitive bidding and through the acquisition of other companies. In bidding for franchises and provincial contracts and evaluating the acquisition of companies holding such franchises and contracts, the Company's management team intends to research the local service areas in existing and target markets. The Company seeks to focus on attracting, maintaining, renewing and renegotiating franchises and provincial contracts.

Internal Growth

To generate internal growth, the Company plans to focus on establishing waste management operations, soliciting commercial, industrial and residential customers in markets where such customers may elect whether or not to receive waste collection services, marketing upgraded or additional services (such as compaction or automated collection) to customers and secure franchise agreements and contracts.

Status of Any Announced New Product or Service

The Company has limited operating history. The Company was organized on November 20, 1998. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan and commencing with initial operational plans in Asia.

As of December 31, 1999, the Company has developed a business plan, recruited and retained a CEO and established what steps need to be taken to achieve the results set forth in this Registration Statement. As a start-up and development stage company, the Company has no new products or services to announce.

Customers

The Company seeks to provide waste management services to commercial and industrial establishments, as well as to residential customers. The Company plans to access these customers by securing franchise agreements and additional provincial contracts through competitive bidding and through the acquisition of other companies. As of June 30, 1999, no sales revenues have been generated by the Company. In addition, the Company does not expect to generate any sales revenues over the next approximately nine (9) months. The Company does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company plans to rely primarily on trade secret, trademark and copyright laws, treaties and contractual agreements to protect its proprietary rights. The Company also plans to endeavor to keep the results of its contracts and franchise agreements proprietary, as well as to protect its service areas against misappropriation and infringement by third parties, but the Company may not in all instances be able to prevent others from misappropriating or infringing upon the Company's proprietary information, without compensation to the Company. The Company intends to maintain the integrity of its proposed tradename, trademarks, copyrights and other proprietary rights against infringement and unfair competition where circumstances warrant.

Although the Company believes that its services will not infringe on any copyright or other proprietary rights of third parties, there are currently significant legal uncertainties relating to the application of contract law in foreign countries. The Company has no assurance that third parties will not obtain, or do not have, contracts covering territories the Company seeks to enter, in which event the Company or its customers might be required to obtain licenses to use such features. If a franchise holder refuses to grant a license on reasonable terms or at all, the Company may be required to alter certain services or stop performing them.

Regulation

Currently, there are no Indonesian government regulations, which may affect the Company's operations. However, the Company's operations may be subject to, and substantially affected by, regulations set forth by the Ministry of the Environment in Singapore which govern environmental protection, health and safety and other matters. Any company operating as a waste management company in Singapore must be licensed as a Public Waste Company (PWC), a five (5) year, renewable license issued under the Environmental Public Health Act of 1990. PWC licenses shall only be issued to companies incorporated in Singapore under the Companies Act, and any applicant for a PWC license must confirm in writing that it will procure the incorporation of a Singapore company upon the successful tender of the license. Further, each company must have a minimum paid-up capital of $3,000,000 for each sector it is licensed for. All licensed PWCs must provide the Regulators with annual audited financial statements within three (3) months of the financial year end, along with a written confirmation from the licensee's auditors that the shareholders of the licensee have not changed and a certification of the amount of revenue from refuse fees by the auditors. Any applicant for a PWC license must also confirm in writing that it does not, for the five (5) years previous to filing the application, have any convictions for serious infringements of environmental law in Singapore or any other country, such as illegal dumping or improper handling and/or disposal of toxic waste, or that any director or key supervisory employee does not have any convictions for the same. Finally, the Regulators may suspend or cancel the license and/or impose a fine on a PWC in the event of a breach of the Service Standards or the Code of Practice for Licensed General Waste Collectors or any other conditions of the license.

Effect of Existing or Probable Government Regulations

The Company believes that the regulations governing the waste management industry will not have a material effect on its operations. However, various foreign and domestic government agencies may propose new legislation, which may adversely affect the Company's business, financial condition and results of operations.

Research and Development Activities

Management believes that the Company's future growth and success will not be largely dependent on its ability to develop or acquire services or products to meet the evolving needs of its prospective clients. The Company anticipates that the long-term success of its service offerings will not require intense development. However, the Company expects to continually evaluate its services to determine what additional products, services or enhancements may be required by the marketplace. The Company plans to develop and enhance its services internally to meet clients' needs, if necessary, but if the Company can purchase or license proven services or products at reasonable costs it will do so in order to avoid the time and expense involved in developing such products or services.

The Company has yet to incur any research and development costs from November 20, 1998 (date of inception) through June 30, 1999.

Impact of Environmental Laws

The Company is subject to foreign environmental laws, which would affect its operations. Currently, the Company is subject to regulations, which may affect the operations of the Company in Singapore. Although the Company believes it is in compliance with all current legislation, the Company cannot predict the effects of future changes in legislation governing environmental matters. In addition, although the Indonesian government does not have any current regulations, which apply specifically to the Company, there can be no assurance that future legislation will not be proposed which could have a material adverse effect on the business and operations of the Company.

Employees

The Company presently has three (3) full-time employees and four (4) part-time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The name, age and position of the Company's directors and executive officers are as follows:

Name	Age	Position
Thomas D. Hobbs	41	President, CEO and Secretary
Dr. David Tan	63	Director
Mark Arminta	44	Regional Vice President
Thomas Kay	44	Vice President, Operations
Alan Matthews	50	Treasurer and Director
Bema Day	44	Vice President, Sales
Wee Poh Choo Pearlyn	37	Operations Manager

Thomas D. Hobbs, President, CEO - Mr. Hobbs was born and raised in San Bernadino, California. Mr. Hobbs graduated from San Bernadino High School in June 1978. After graduation Mr. Hobbs studied Chemistry at California State University, San Bernadino where he received a Bachelors of Science. He began his employment with Eastern Municipal Water District where he held positions of management until 1996. He then formed Southland Industries in 1996, which was later incorporated into Southland Bio-Tech Corporation, specializing in hyper bio decomposition, essentially decomposing organic waste at tremendous speed, utilizing revolutionary and proprietary inoculant. Mr. Hobbs has remained active in the Waste Management arena, working with various companies in this industry.

Dr. David Tan, Ph.D., Director - Dr. Tan was born and raised in Singapore. He graduated in 1956 from Chinese High School in Singapore. After graduating from high school, Dr. Tan continued his education at Nanyang University in Singapore, where he graduated in 1960 with a BA in History and Geography. Dr. Tan advanced his education by accepting a government sponsored scholarship at the University of Indonesia. There, Dr. Tan earned a Master's degree in Indonesian language and literature. Soon after graduation, Dr. Tan began his teaching career. For twelve years Dr. Tan taught at different institutions, including Ngee Ann College, University of Singapore and Nanyang University. In 1978, Dr. Tan left his teaching career and began doing business in Singapore. Since starting Utraco Pte., Ltd. in 1978 Dr. Tan has worked in Singapore, Malaysia and Indonesia. Dr. Tan has operated or assisted several companies in Asia, including Greenwood Development Pte., Ltd., Utraco Pte., Ltd., Denver Industries Pte., Ltd., Pacific Era Sdn Bdh and P. T. Bangun Adyabahan.

Mark Arminta, Regional Vice President - Mr. Arminta has managerial experience in production systems, precision machinery, electronic components and marketing. Mr. Arminta has expertise in strategic marketing, forecasting, research, product development, advertising campaigns and supplier relations. Mr. Arminta recently served as Sales and Marketing Director with a production systems manufacturer of automated production assembly machinery. While there, he was responsible for bringing in large orders amounting to over $83 million in revenue. Mr. Arminta was previously the Sales and Marketing Director and National Sales Manager, increasing sales between 1995 and 1997. From 1991 to 1994, Mr. Arminta formed an independent manufacturers sales representative business. Mr. Arminta received his MBA from National University and his BA in Liberal Arts from California State University, Fullerton.

Thomas Kay, Vice President, Operations - Mr. Kay has been in the waste management industry in Singapore for over 20 years, and brings experience in both the regulatory and operational aspects of the industry in Singapore and Malaysia. During that period, Mr. Kay worked for waste management organizations in Singapore, concentrating on operational logistics and recycling. In 1989, Mr. Kay started his own business, Eng Keong Waste Disposal Service ("Eng Keong").

Alan Matthews, Treasurer, Director - Mr. Matthews was born and raised in England. Mr. Matthews received his primary education in Morden County, Surrey, England, and later received a MBA at Melbourne University in Australia in 1971. From 1972 to 1995, Mr. Matthews held directors jobs for different companies, including Mercury House Publications, London, England; ORBA Communications, Sydney, Australia; SSCB Lintas, Sydney, Australia; Monahan, Dayman and Adams, Singapore and Perth, Australia; and Cleminger W.A. Pt., Ltd., Perth, Australia. During his tenure at these companies, Mr. Matthews worked on sales and advertisements. In 1995, Mr. Matthews founded Challenge Marketing Group, with its base of operation in Singapore. Recently, Mr. Matthews has been doing marketing work for Eng Keong Waste Disposal Service, where he has negotiated several contracts .

Bema Day, Vice President - Ms. Day was born and raised in Bastrop, Louisiana. She graduated from Bastrop High School in 1972. Ms. Day continued her education and received a Bachelor's degree in Business Administration from Northeast Louisiana University. Ms. Day then spent fifteen years working with the San Bernadino, California and Riverside, California Unified School Districts in various jobs of management, teaching and law enforcement. During that time, Ms. Day received numerous additional certificates for completing advanced management and computer courses. In 1993 Ms. Day joined Harte-Hanks Corp., where she worked in management and improved her skills in sales. Ms. Day is also proficient in the latest Internet advancements, e-commerce and computer networking. She will be in charge of setting up the Company's international computer operations.

Wee Poh Choo Pearlyn, Operations Manager - In 1980, Wee Pearlyn attained London Chamber of Commerce and Industry certificates in accounting, typing and English. The Vocational and Industrial Training Board granted Ms. Pearlyn a Private Secretary's Certificate in 1981. She was later awarded a Diploma in Personnel Management in 1987 from the National Productivity Board, and in June 1996, she received a Graduate Diploma in Multinational Management from the Management Development Institute of Singapore/University of Bradford. From 1995 through 1997, Wee Pearlyn performed as the Office Manager of MPI International P/L's Johor office, where she monitored sales revenue and cost control, planned marketing strategies and managed accounting duties. In 1998, Wee Pearlyn served as Business Development Executive with Green Singapore Pte., Ltd., where her duties included personnel administration and client coordination.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 1800 East Sahara, Suite 107, Las Vegas, Nevada 89104. These facilities are provided at no charge by an officer and director of the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's has filed a Form 10-SB filing with the Securities and Exchange Commission, in an effort to register the Company's issued and outstanding common stock. The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals upon notice of effectiveness. The Company is not currently listed on any national exchange. In addition, the Company has applied for listing on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

COMMON STOCK

Name of Beneficial Owner(1)	Number of Shares
		% of Class
Thomas D. Hobbs (1)	1,215,000	37.23
Alan Matthews (1)	300,000	5.23
Bema Day (1)	25,000	0.44
Dr. David Tan (1)	25,000	0.44
Wee Poh Choo Pearlyn (1)	25,000	0.44
Dana J Jones (2)	750,000	13.07
Campbell Mello Associates (3)	716,662	12.49
Ted Campbell (4)	484,588	8.44
Scott Bleazard (5)	300,000	5.23
All Executive Officers and Directors as a Group	1,590,000	27.71

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 1800 East Sahara, Suite 107, Las Vegas, Nevada 89104.

  The address for 30025 Alicia Parkway, #175, Laguna Nigel, California 92677.

  The address of each executive officer and director is c/o 3110 S. Valley View, Suite 105, Las Vegas, Nevada 89102.

  The address of Mr. Campbell is 9512 rancho Palmas, Las Vegas, Nevada 89104.

  The address of Mr. Bleazard is 500 N Rainbow, Suite 300, Las Vegas, Nevada 89107.

  Item 6. Management's Discussion and Analysis or Plan of Operation.

  FORWARD LOOKING STATEMENTS

  The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

  - the Company's status as a start-up company with less than two years of operating history;

  - the Company's expectation of significant losses during the first two years of operations;

  - the competitive disadvantage resulting from the Company's status as a highly-regulated, start-up company;

  - the Company's dependence on key management personnel;

  - the Company's ability to implement developments in technology to be competitive.

  Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

  Overview

  The Company was organized on November 20, 1998, and is considered to be a developmental stage company with a principal business objective to establish a solid waste services and landfill management company. The Company has a limited operating history and has not generated revenues from its operations. PIC's activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver its services while maintaining quality and controlling costs.

  Plan of Operation

  Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the set-up and operation of a solid waste landfill and corresponding services. If the Company is unable to establish a base of operations in the waste management industry, and subsequently not be able to generate revenues from such services, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis, although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop waste management services. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its services to establish its business in the waste management industry. Realization of revenues from the Company's services during the fiscal year ending December 31, 2000, is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive service could force the Company out of business.

  Results of Operations

  Period from November 20, 1998 to December 31, 1999.

  The operational period from November 20, 1998 to December 31, 1999, achieved two (2) main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to develop a base of operations in the motion picture industry.

  Revenues. PIC is a developmental stage company as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing a base of operations, (2) organizing the company's internal operations and structure and (3) maintaining its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

  Expenses. The Company incurred expenses for the operating period November 20, 1998 to December 31, 1999, totaling $131,868. Expenditures were primarily due to costs incurred for interest expense, travel expenses, services and general and administrative expenses. The Company's travel expenses were incurred in the process of attempting to coordinate the establishment of its operations in Indonesia.

  Net Loss. Due to the significant operating expenses, PIC experienced a net loss of $131,868. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from waste management services in the fiscal year 2000, of which there can be no assurance.

  Liquidity and Capital Resources

  The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from its operations during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Hollywood Entertainment may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net positive cash flows from operations, attributable to the issuance of notes payable and capital stock, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common or preferred stock offerings, bank borrowings and loans, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

  Year 2000 Issue

  The Company uses computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations.

  Item 7. Financial Statements.

  G. BRAD BECKSTEAD
  Certified Public Accountant

  330 E. Warm Springs
  Las Vegas, NV 89119
  702.528.1984
  425.928.2877efax

  INDEPENDENT AUDITOR'S REPORT

  April 14, 2000

  Board of Directors
  Pacific Industrial Corporation
  3110 S. Valley View, Ste. 105
  Las Vegas, NV 89102

  I have audited he balance sheet of Pacific Industrial Corporation (the "Company") (a development stage company), as of December 31, 1999 and 1998, and the related statements of income, changes in stockholders' equity, and cash flows for the period November 20, 1999 (date of inception) to December 31, 1998 and for the year ending December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Industrial Corporation (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the period from November 20, 1998 (date of inception) to December 31, 1998 and for the year ending December 31, 1999, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /S/G. Brad Beckstead, CPA

Pacific Industrial Corporation (a Development Stage Company) Balance Sheet December 31, 1999 and 1998
	1999	1998
Assets

Current assets:
Cash	$3,511	$4,000
Due from officer	59,331	-
Total current assets	62,842	4,000

Other assets:
Organizational costs (net)	-	179

Total Assets	$62,842	$4,179

Liabilities and Stockholders' Equity

Current liabilities:
Interest payable	$1,375	$-

Long-term debt	45,000	-

Total Liabilities	46,375	-

Stockholders' Equity:
Common stock, $0.001 par value, 20,000,000
shares authorized, 5,748,167 shares issued
and outstanding	5,749	4,000
Additional paid-in capital	120,011	185
Contributed capital	22,575	-
Deficit accumulated during development stage	(131,868)	(6)
Total stockholders' equity	16,467	4,179

Total Liabilities and Stockholder's Equity	$62,842	$4,179

  See accompanying notes to financial statements

Pacific Industrial Corporation (a Development Stage Company) Income Statement For the Year Ending December 31, 1999 and For the Period November 20, 1998 (Date of Inception) to December 31, 1998
	November 20,		November 20,
	1998 (Date of		1998 (Date of
	Inception) to		Inception) to
	December 31,		December 31,
	1999	1999	1998

Revenue	$-	$-	$-

Expenses:
Amortization expense	6	-	6
Interest expense	1,375	1,375	-
Travel expenses	55,848	55,848
General administrative expenses	74,639	74,639	-
Total expenses	131,868	131,862	6

Net loss	$(131,868)	$(131,862)	$(6)

Weighted average number of
common shares outstanding	5,748,167	5,748,167	4,000,000

Net loss per share	$-	$-	$-

  See accompanying notes to financial statements

  Pacific Industrial Corporation

  (a Development Stage Company)

  Statement of Changes in Stockholders' Equity

  For the Year Ending December 31, 1999

  and For the Period

  November 20, 1998 (Date of Inception) to December 31, 1998

					Deficit
					Accumulated
	Common Stock			Additional	During	Total
			Contributed	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Capital	Stage	Equity

November 20, 1998
Issued for cash	4,000,000	$4,000	$	$185	$	$4,185

Net loss
November 20, 1998
(inception to)
December 31, 1998					(6)	(6)

Balances as of
December 31, 1998	4,000,000	4,000		185	(6)	4,179

January 29, 1999
Issued for cash	996,500	997		48,828		49,825

April 6, 1999
Issued for cash
and services	751,667	752		70,998		71,750

December 31, 1999
Cash contributed			22,575			22,575

Net loss
January 1, 1999 to
December 31, 1999					(131,862)	(131,862)

Balace as of
December 31, 1999	5,748,167	$5,749	$22,575	$120,011	$(131,868)	$16,467

  See accompanying notes to financial statements

Pacific Industrial Corporation (a Development Stage Company) Statement of Cash Flows For the Year Ending December 31, 1999 and For the Period November 20, 1998 (Date of Inception) to December 31, 1998

	November 20		November 20
	1998 (Date of		1998 (Date of
	Inception) to		Inception) to
	December 31,		December 31,
	1999	1999	1998
Cash flows from operating activities
Net loss	$(131,868)	$(131,862)	$(6)
Adjustments to reconcile net income to net cash used
by operating activities:
Amortization expense	6	-	6
(Increase) decrease in:
Due from officer	(59,331)	(59,331)	-
Organizational expenses	(6)	179	(185)
Increase (decrease) in:
Interest payable	1,375	1,375	-
Net cash used by operating activities	(189,824)	(189,639)	(185)

Cash flows from investing activities
Net cash provided (used) by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of debt	45,000	45,000	-
Issuance of capital stock	148,335	144,150	4,185
Net cash provided by financing activities	193,335	189,150	4,185

Net (decrease) increase in cash	3,511	(489)	4,000
Cash - beginning	-	4,000	-
Cash - ending	$3,511	$3,511	$4,000

Supplemental disclosures:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Noncash investing and financing activities:
Common stock issued in exchange for services rendered	$31,250	$31,250	$-

  See accompanying notes to financial statements

  Note 1 - History and Organization of the Company

  The Company was organized on November 20, 1998 (Date of Inception) under the laws of the State of Nevada, as Pacific Industrial Corporation. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

  Note 2 - Summary of Significant Accounting Policies

  Accounting policies and procedures have not been determined except as follows:

  The Company uses the accrual method of accounting.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

  Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 1999.

  The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

  The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation.

  The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

  The Company has adopted December 31 as its fiscal year end.

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 1999, due to the net loss and no state income tax in Nevada.

Note 4 - Stockholders' Equity

On November 21, 1998, the Company issued 4,000,000 shares of its $0.001 par value common stock for cash of $4,185.

On January 29, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 996,500 shares of its $0.001 par value common stock at a price of $0.05 per share for a total amount raised of $49,825.

On April 6, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 751,667 shares of its $0.001 par value common stock for cash of $40,500 and in exchange for services rendered in the amount of $31,250 as follows; 26,667 shares sold at a price of $0.15 per share, 480,000 shares sold at a price of $0.05 per share, 20,000 shares sold at a price of $0.125 per share, 100,000 shares sold at a price of $0.10 per share, and 125,000 shares sold at a price of $0.25 per share.

There have been no other issuances of common or preferred stock.

Note 5 - Terminated Contract

On January 12, 1999, the Company entered into an Asset Purchase Agreement (Agreement) with Pacific Challenge Pte., Lte. (Seller), a Singapore corporation. Based on the terms of the Agreement, the Company received assets in exchange for a note payable issued to the Seller in the amount of $450,000. On January 30, 1999, an audit of the Company's financial statements was completed and the balance sheet (dated January 29, 1999) recorded the following as a result of the Agreement:

Other Assets:
Plant and equipment	$679,860
Singapore waste disposal contract	1,480,966
Jakarta waste disposal contract	9,560,307
Current Liabilities:
Current portion - long term debt	(51,322)
Note 5 - Terminated Contract (contd)
Long Term Liabilities:
Notes payable - equipment	(81, 199)
Equity:
Contributed capital	(11,588,612)

Subsequent to the issuance of the audited financial statements referred to above, the Company decided to remove the amounts reported for the waste disposal contracts from its balance sheet. On July 23, 1999, an audit of the Company's financial statements was completed and the balance sheet (dated May 31, 1999) reflected the following changes as a result of the Company's decision:

Removal of Singapore waste management contract	$ (1,480,966)
Removal of Jakarta waste disposal contract	(9,560,307)
Addition of a Note payable - purchase agreement	(450,000)
Adjustment to Contributed capital	11,491,273

As of April 14, 2000, the Company has not taken possession of the assets listed in the Agreement and it has not made any principal or interest payments on the $450,000. Because of this, the Company has stated that the Agreement with the Seller has been terminated. As a result of the termination of the Agreement, the following changes have been made to these financial statements:

Removal of Property, plant and equipment	$ (679,860)
Removal of Current portion - long term debt	51,322
Removal of Note payable - equipment	81,199
Removal of Note payable - purchase agreement	450,000
Removal of Contributed capital	97,339

In addition to the above changes made to these financial statements, the "long term hire purchase agreements" reported in Note 6 - Long Term Liabilities of the audited financial statements issued on July 23, 1999 (balance sheet dated May 31, 1999) have been removed. The hire purchase agreements are agreements which existed between the Seller and the individuals covered under the agreements.

Note 6 - Long Term Debt

The following notes payable existed at December 31, 1999:

10% unsecured note payable to Lyle DuVall with one interest and principal payment due on July 10, 2001	$ 20,000
10% unsecured note payable to Darryl and Leah Fuss, with one interest and principal payment due on July 21, 2001	20,000

Note 6 - Long Term Debt
10% unsecured note payable to Nettie Jones with one interest and principal payment due on November 10, 2001	5,000
45,000
Less current portion	(0)
Total long term debt	$ 45,000

Note 7 - Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Management plans to raise sufficient capital necessary to continue until it commences its planned principal operations. However, without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Related Party Transactions

The Company does not lease or rent any property. Office space is provided without charge by a director. Such cost is immaterial to the financial statements and, accordingly, have not been reflected therein.

The amount reported as Due from Officer represents liabilities incurred by the Company's president and paid from Company funds.

Note 9 - Warrants and Options

There are no warrants outstanding to acquire any additional shares of common stock.

Note 10 - Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incorporated by reference to this document and the section entitled "EMPLOYEES."

ITEM 10. EXECUTIVE COMPENSATION.

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the next approximately six (6) months. All executive officers of the Company prior to December 31, 1999, did not draw a formal salary from the Company. Over the next twelve (12) months, however, each executive officer is expected to draw the following annual compensation. The Company does not currently have an employee stock option plan.

Name of Individual or Identity of Group	Capacities in Which Remuneration was Recorded	Annual Compensation1 & 2
Thomas D. Hobbs (3)	President, CEO and Secretary	$90,000
Mark Arminta (3)	Regional Vice President	$90,000
Thomas Kay (3)	Vice President, Operations	$87,272
Alan Matthews (3)	Treasurer	$90,000
Bema Day (3)	Vice President	$45,000
Wee Pho Choo Pearlyn (3)	Operations Manager	$27,000

Footnotes to Executive Compensation:

  No executive officer of the Company prior to December 31, 1999, drew a salary from the Company.

  Shaw, Roth, Frakes, Ray and Hutchinson are paid on a per project basis. These individuals receive remuneration based upon their activity related to the production and distribution of films.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who have deferred drawing a salary for the management of the Company, it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 12, 1999, the Company entered into an asset purchase agreement ("Agreement") with Pacific Challenge Pte., Ltd. ("Seller"), a Singapore corporation. Based on the terms of the agreement, the Company received assets in exchange for a note payable issued to the Seller in the amount of $50,000.

As of April 14, 2000, the Company has not taken possession of the assets listed in the agreement and it has not made any principal or interest payments on the $450,000 note payable. Because of this, the Company has state that the agreement with the Seller has been terminated.

Mr. Thomas Kay, Vice President of Operations of the Company, founded Eng Keong Waste Disposal Service, which was purchased by Pacific Challenge Pte., Ltd., whose assets and liabilities were intended to be sold to Pacific Industrial Corporation. Mr. Alan Matthews, Treasurer and Director of the Company, founded Pacific Challenge Pte., Ltd., whose assets and liabilities were intended to be purchased by Pacific Industrial Corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC INDUSTRIAL CORPORATION, INC.

By:

Date: April 14, 2000

/S/Thomas D. Hobbs, President and CEO

INDEX TO EXHIBITS
Exhibit Number	Name and/or Identification of Exhibit
2.	(1) Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession
Asset Purchase Agreement with Pacific Challenge Pte., Ltd.
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed November 20, 1998
(b) By-Laws of the Company adopted November 20, 1998
4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
(1) Material Contracts
(a) Memorandum of Understanding Between Trudean Consultancy Group and The Government of Tangerang of the Republic of Indonesia
(b) Waste Management Agreement Between Trudean Consultancy and Pacific Industrial Corporation
11.	Statement Re Computation of Per Share Earnings
Not applicable - Computation of per share earnings can be clearly determined from the Statement of Operations in the Company's financial statements
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of Pacific Industrial Corporation, ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.