Form 10QSB
period 2000-03-31
PACIFIC INDUSTRIAL CORP
filed 2000-05-23
CIK 1081238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
Pacific Industrial Corporation (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0412331 (I.R.S. Employer Identification No.)
1800 E. Sahara, Suite 107, Las Vegas, Nevada (Address of principal executive offices)	89104 (Zip Code)
(909) 880-6303 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,748,167

Pacific Industrial Corporation
(A Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Accountant's Review Report	4
Balance Sheet March 31, 2000 and December 31, 1999	5
Income Statement for the Quarter Ended March 31, 2000; the Quarter Ended March 31, 1999 and the period November 20, 1998 (Date of Inception) to March 31, 2000.	6
Statement of Cash Flows for the Quarter Ended March 31, 2000; the Quarter Ended March 31, 1999 and the period November 20, 1998 (Date of Inception) to March 31, 2000.	7
Notes to Financial Statements	8
Item 2. Management's Discussion and Plan of Operation	10
PART II - OTHER INFORMATION
Item 6. Exhibits	11
SIGNATURES	12

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pacific Industrial Corporation
Las Vegas, NV

I have reviewed the accompanying balance sheet of Pacific Industrial Corporation as of March 31, 2000 and the related statements of income and cash flows for the three-month ended March 31, 2000 and November 20, 1998 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Pacific Industrial Corporation as of December 31, 1999 and the related statements of income, changes in stockholders' equity, and cash flows for the year ended and, in my report dated March 29, 2000, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead, CPA

May 19, 2000
Las Vegas, Nevada
License #2701

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

Pacific Industrial Corporation
(A Development Stage Company)

Balance Sheet
March 31, 2000 and December 31, 1999

	UNAUDITED March 31, 2000	AUDITED December 31, 1999

Assets

Current Assets:
Cash	$ 289	$ 3,511
Due from officer	64,517	59,331
Total current assets	64,806	62,842

Total Assets	$ 64,806	$ 62,842

Liabilities and Stockholders' Equity

Current liabilities:
Interest payable	$ 2,883	$ 1,375

Long-term debt	61,000	45,000

Total Liabilities	63,883	46,375

Stockholders' Equity:
Common stock, $0.001 par value, 20,000,000 shares authorized; 5,748,167 shares issued and outstanding	5,749	5,749
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	-0-	-0-
Additional paid-in capital	120,011	120,011
Contributed capital	22,575	22,575
Deficit accumulated during development stage	(147,412)	(131,868)
Total stockholders' equity	923	16,467

Total Liabilities and Stockholders' Equity	$ 64,806	$ 62,842

See accompanying "Accountant's Review Report" and footnotes

Pacific Industrial Corporation
(A Development Stage Company)

Income Statement
for the Quarter Ended March 31, 2000,
and For the Period
November 20, 1998 (Date of Inception) to March 31, 2000
UNAUDITED

	UNAUDITED Quarter Ending March 31, 2000	UNAUDITED November 20, 1998 (Inception) to March 31, 2000

Revenue	$ -0-	$ -0-

Expenses:
Amortization expense	-0-	6
Interest expense	1,508	2,883
Travel expense	6,937	62,785
General and administrative expenses	7,099	81,738
Total expenses	15,544	147,412

Net loss	$ (15,544)	$ (147,412)

Weighted average number of common shares outstanding	5,748,167	5,748,167

Net loss per share	$ -0-	$ -0-

See accompanying "Accountant's Review Report" and footnotes

Pacific Industrial Corporation
(A Development Stage Company)

Statement of Cash Flows
for the Quarter Ended March 31, 2000,
and For the Period
November 20, 1998 (Date of Inception) to March 31, 2000
UNAUDITED

	UNAUDITED Quarter Ending March 31, 2000	UNAUDITED November 20, 1998 (Inception) to March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,544)	$ (147,412)
Adjustments to reconcile net income to net cash used by operating activities:
(Increase) decrease in:
Due from officer	(5,186)	(64,517)
Increase (decrease) in:
Interest payable	1,508	2,883
Net cash used by operating activities	$ (19,222)	$ (209,046)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used by investing activities	$ -0-	$ -0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt	16,000	61,000
Issuance of common stock	-0-	125,760
Contributed capital received	-0-	22,575
Net cash provided by financing activities	16,000	209,335

Net (decrease) increase in cash	(3,222)	289
Cash - beginning	3,511	-0-
Cash - ending	$ 289	$ 289

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -0-	$ -0-
Income taxes paid	$ -0-	$ -0-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in exchange for services rendered	$ -0-	$ 31,250

See accompanying "Accountant's Review Report" and footnotes

Pacific Industrial Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)
March 31, 2000

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

Note 2 - Summary of Significant Accounting Policies

Accounting policies and procedures have not been determined except as follows:

  The Company uses the accrual method of accounting. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

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

  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

  Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2000.

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

Pacific Industrial Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)
March 31, 2000

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

There is no provision for income taxes for the year ended March 31, 2000, due to the net loss and no state income tax in Nevada.

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

In 1999, the Company received contributed capital in the amount of $22,575.

There have been no other issuances of common or preferred stock.

Note 5 - Terminated Contract

On January 12, 1999, the Company entered into an Asset Purchase Agreement (Agreement) with Pacific Challenge Pte., Ltd. (Seller), a Singapore corporation. Based on the terms of the Agreement, the Company received assets in exchange for a note payable issued to the Seller in the amount of $450,000. On January 30, 1999, an audit of the Company's financial statements was completed and the balance sheet (dated January 29, 1999) recorded the following as a result of the Agreement:

Other Assets:
Plant and equipment	$ 679,860
Singapore waste disposal contract	1,480,966
Jakarta waste disposal contract	9,560,307

Pacific Industrial Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)
March 31, 2000

Note 5 - Terminated Contract (continued)
Current Liabilities:
Current portion - long term debt	(51,322)

Long Term Liabilities:
Notes payable - equipment	(81, 199)

Equity:
Contributed capital	(11,588,612)

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

In addition to the above changes made to these financial statements, the "long term hire purchase agreements" reported in Note 6 - Long Term Liabilities of the audited financial statements issued on July 23, 1999 (balance sheet dated May 31, 1999) have been removed. The hire purchase agreements are agreements that existed between the Seller and the individuals covered under the agreements.

Note 6 - Long Term Debt

The following notes payable existed at March 31, 1999:
10% unsecured note payable to Lyle DuVall with one interest and principal payment due on July 10, 2001	$ 20,000

Pacific Industrial Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)
March 31, 2000

Note 6 - Long Term Debt (continued)
10% unsecured note payable to Darryl and Leah Fuss, with one interest and principal payment due on July 21, 2001

		20,000
10% unsecured note payable to Nettie Jones with one interest and principal payment due on November 10, 2001

		5,000

10% unsecured note payable to Thomas Hobbs with one interest and principal payment due on February 28, 2002 (Thomas Hobbs is the Company's president)

		6,000

10% unsecured note payable to Dana Jones with one interest and principal payment due on March 23, 2002 (Dana Jones is the Company's chief financial officer)

		10,000
		61,000

Less current portion	(0)

Total long term debt	$ 61,000

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

Pacific Industrial Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)
March 31, 2000

Note 8 - Related Party Transactions (continued)

The amount reported as Due from officer represents liabilities incurred by the Company's president and amounts paid to his wife that were paid from Company funds.

Note 9 - Warrants and Options

There are no warrants outstanding to acquire any additional shares of common stock.

Note 10 - Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

Item 2. Management's Discussion and Plan of Operation

General

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

Pacific Industrial Corporation is a development stage company with a principal business objective to establish a regional, integrated solid waste services and landfill management company in Singapore and Indonesia.

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

Results of Operations

The Company has not generated any revenues since its inception. The Company has limited operating history. The Company was organized on November 20, 1998. Activities to date have been limited primarily to organization, initial capitalization, finding and securing a management team and board of directors, the development of a business plan and web site operations and commencing with initial operational plans.

As of March 31, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via a private placement offering of stock made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. As a start-up and development stage company, the Company has no new products or services to announce.

Liquidity and Capital Resources

To date, the Company has attained cash from offerings of its common stock. On November 21, 1998, the Company issued 4,000,000 shares of its $0.001 par value common shares for cash of $4,185. On January 29, 1999, the Company issued 996,500 shares of its common stock for cash of $49,825. On April 6, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 751,667 shares of its $0.001 par value common stock for cash of $40,500 and in exchange for services rendered in the amount of $31,250 as follows; 26,667 shares sold at a price of $0.15 per share, 480,000 shares sold at a price of $0.05 per share, 20,000 shares sold at a price of $0.125 per share, 100,000 shares sold at a price of $0.10 per share, and 125,000 shares sold at a price of $0.25 per share.

The Company has yet to generate any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private offering of its securities once it gets listed on the NQB's "Pink Sheets" or the OTC-BB. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed November 20, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)By-Laws of the Company adopted November 20, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

13

Annual or Quarterly Reports - Form 10-QSB

(a) Form 10-KSB for the year ended December 31, 1999. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

16	Letter on Change in Certifying Accountant Form 8-K filed on February 3, 2000. Incorporated by reference to the Company's Form 8-K, previously filed with the Commission.
23	Consent of Experts and Counsel
Consents of independent public accountants
27	Financial Data Schedule
Financial Data Schedule of Pacific Industrial Corporation ending March 31, 2000

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Industrial Corporation
(Registrant)

Date: May 19, 2000
By:/s/ Thomas Hobbs